Form 10-Q
period 1996-09-30
JAVA GROUP INC /CN
filed 1996-11-29
CIK 1010779

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

For the Quarter Ended                                   Commission File No.
 September 30, 1996                                           0-23920
 ------------------                                           -------

                                JAVA GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                11-2987370
            --------                                ----------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

404-999 Canada Place, Vancouver, B.C. Canada              V6C 3E2
--------------------------------------------           ------------
  (Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (604) 641-1362

Last Fiscal Year Ended June 30, 1996

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      [X]      No ___

Number of shares outstanding of each class of the registrant's Common Stock as of September 30, 1996.

Common Stock, par value $.0001 per share:  6,390,000

================================================================================

                                      INDEX
--------------------------------------------------------------------------------

PART 1 -- Financial Information

                                                                            Page

Item 1.  Financial Statements ...............................................  2

Consolidated Balance Sheet as of September 30, 1996 and 1995 (unaudited) ....  3

Consolidated Statement of Operations  Accumulated  from
     May 25, 1989 (Inception) to September 30, 1996 and the
     three months ended September 30, 1996 and 1995 (unaudited) .............  4

Consolidated Statement of Stockholders' Equity Accumulated from
     May 25, 1989 (Inception) to September 30, 1996 (unaudited) .............  5

Consolidated Statements of Cash Flows Accumulated from
     May 25, 1989 (Inception) to September 30, 1996 and the
     three months ended September 30, 1996 and 1995 (unaudited) .............  6

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition ..................................  7

PART II -- Other Information ................................................  8

Signatures ..................................................................  9

PART 1    Financial Information

Item 1.   Financial statements (Unaudited)

Java Group, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
as of September 30, 1996 and 1995

(Unaudited)

                                                            1996          1995
                                                              $             $
                                  Assets
Current Assets
         Cash                                               142,579        --
         Accounts receivable                                 33,149        --
         Inventory                                           14,937        --
         Loans receivable                                    43,386        --
         Prepaid expenses and deposits                       28,835       9,087
                                                           --------    --------
                                                            262,886       9,087
Capital Assets                                              207,114      81,479
Investment in Joint Venture (50%)                            10,790       9,024
                                                           --------    --------
                                                            480,790      99,590
                                                           ========    ========

                 Liabilities and Stockholders' Deficit

Current Liabilities
         Bank Indebtedness                                     --        15,524
         Accounts Payable                                    22,909      15,351
         Loans payable - demand                             464,103     335,290
                                                           --------    --------
                                                            487,012     366,165
Officer's Loan                                               13,810      36,086
                                                           --------    --------
                                                            500,822     402,251
                                                           --------    --------
Stockholders' Deficit
Common Stock, 50,000,000 common shares
  authorized, par value $0.0001 per share,
  6,530,000 and 4,900,000 shares
  issued respectively, 140,000 of which
  are owned by the treasury and
  6,390,000 shares are outstanding                              653         490
Paid in Capital, subscriptions for stock paid
         for in excess of par value                         861,637      46,800
Deficit Accumulated During the Development Stage           (882,322)   (349,951)
                                                           --------    --------
                                                            (20,032)   (302,661)
                                                           --------    --------
                                                            480,790      99,590
                                                           ========    ========

Java Group, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
Accumulated from May 25, 1989 (Inception) to September 30, 1996 and the three months ended September 30, 1996 and 1995
(Unaudited)

                                                   Accumulated         1996              1995
                                                       $                 $                $
Coffee House Operations
         Revenue                                     55,513           26,932                --
                                                     ------           ------          --------
         Expenses
                  Amortization                       11,895            4,051                --
                  Bank charges                          179               12                --
                  Coffee and supplies                27,938           16,026                --
                  Office                              2,362              522                --
                  Rent                               38,990           11,421                --
                  Royalties                           2,775            1,346                --
                  Telephone                           1,223              176                --
                  Travel and automobile               2,796               81                --
                  Wages                              26,085           10,846                --
                                                    -------           ------          --------
                                                    114,243           44,481                --
                                                    -------           ------          --------
         Net loss before adjustment for
                  minority interest                 (58,730)         (17,549)               --
         Less minority interest                      10,625            2,389                --
                                                   --------           ------          --------
Net loss from Coffee House operations               (48,105)         (15,160)               --
                                                   --------           ------          --------
Coffee House start-up costs                          (7,063)          (7,063)               --
                                                     ------           ------          --------
Head Office Expenses
         Accounting and legal                       130,354            3,089             2,500
         Advertising                                 24,706            3,289             1,900
         Amortization                                 1,839              713                --
         Bank charges and interest                    5,235              765               142
         Consulting                                  50,851               --             1,476
         Foreign exchange                             6,769            2,477             1,092
         Investor relations                         158,691           34,084             9,085
         Office, rent and telephone                 246,965           69,553            13,844
         Transfer agent                              12,716              153                --
         Travel and promotion                       136,418           28,078                --
                                                   --------           ------          --------
                                                   (774,544)        (142,201)          (30,039)
                                                   --------           ------          --------
Other Income and Losses
         Interest income                              6,627            2,682                --
         Other assets written-off                   (26,540)              --                --
         Income (loss) from equity investments      (79,304)             566            (2,684)
                                                     ------           ------          --------
                                                    (99,217)           3,248            (2,684)
                                                     ------           ------          --------
Net loss from operations before extraordinary item (928,929)        (161,176)          (32,723)
Extraordinary item - extinguishment of debt          46,607               --                --
                                                   ========        =========         ==========
Net Loss                                           (882,322)        (161,176)          (32,723)
                                                   ========        =========         ==========
Net Loss Per Share                                                      (.03)             (.01)
                                                                   =========         ==========
Weighted Average Shares Outstanding                                6,390,000         4,760,000
                                                                   =========         ==========

Java Group, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
Accumulated from May 25, 1989 (Inception) to September 30, 1996
(Unaudited)
                                                                       Deficit
                                                                     Accumulated
                                                                     During the
                                       Issued      Common    Paid-In Development
                                       Shares       Stock    Capital    Stage
                                          #           $        $           $

Issuance of common stock at $.001      2,250,000     225     2,025
Net loss for the period                                                   (105)
                                       ---------     ---   -------    --------
Balance December 31, 1989              2,250,000     225     2,025        (105)
Issuance of common stock at $.10         250,000      25    24,975
Net loss for the year                                                     (150)
                                       ---------     ---   -------    --------
Balance, December 31, 1990             2,500,000     250    27,000        (255)
Net loss for the year                                                     (150)
                                       ---------     ---   -------    --------
Balance, December 31, 1991             2,500,000     250    27,000        (405)
Net loss for the year                                                     (150)
                                       ---------     ---   -------    --------
Balance, December 31, 1992             2,500,000     250    27,000        (555)
Merger with Avon Funding,
  Inc. at $.0001                         400,000      40
Net loss for the period                                                    (75)
                                       ---------     ---   -------    --------
Balance June 30, 1993                  2,900,000     290    27,000        (630)
Issuance of common stock at $.01       2,000,000     200    19,800
Net loss for the year                                                 (103,766)
                                       ---------     ---   -------    --------
Balance, June 30, 1994                 4,900,000     490    46,800    (104,396)
Net loss for the year                                                 (212,832)
                                       ---------     ---   -------    --------
Balance, June 30, 1995                 4,900,000     490    46,800    (317,228)
Regulation "D" financing at $0.50      1,000,000     100   499,900        --
Regulation "D" warrants exercised
  at $0.50                               630,000      63   314,937        --
Net loss for the year                                                 (403,918)
                                       ---------     ---   -------    --------
Balance June 30, 1996                 *6,530,000     653   861,637    (721,146)
Net loss for the period                                               (161,176)
                                       ---------     ---   -------    --------
Balance, September 30, 1996            6,530,000     653   861,637    (882,322)
                                       =========     ===   =======    ========

* 140,000 shares previously issued are owned by the treasury and are not outstanding.

Java Group, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Accumulated from May 25, 1989 (Inception) to September 30, 1996 and the three months ended September 30, 1996 and 1995
(Unaudited)

                                                           Accumulated     1996        1995
                                                                $           $           $
Cash Flows to Operating Activities
         Net loss                                          (882,322)    (161,176)    (32,723)
         Adjustments to reconcile net loss to cash
              Amortization                                   13,734        4,764        --
              Development costs written-off                  26,540         --          --
              (Income) loss from equity investments          79,304         (566)      2,684
              Gain on extinguishment of debt                (46,607)        --          --
              (Increase) in accounts receivable             (33,149)     (29,888)       --
              (Increase) decrease in inventory              (14,937)       1,507        --
              (Increase) in loan receivable                 (43,386)     (10,863)       --
              (Increase) in prepaid expenses                (28,835)     (22,802)     (5,650)
              Increase (decrease) in accounts payable        22,909        5,727      (8,801)
                                                          ---------     --------      ------
Net cash Used by Operating Activities                      (906,749)    (213,297)    (44,490)
                                                          ---------     --------      ------

Cash Flows to Investing Activities
         Increase in capital assets                        (220,098)     (82,587)    (24,308)
         Increase in other assets                           (27,290)        --          --
         Increase in coffee house investments               (90,094)        (958)       --
                                                          ---------     --------      ------
Net Cash Used by Investing Activities                      (337,482)     (83,545)    (24,308)
                                                          ---------     --------      ------

Cash Flows to Financing Activities
         Increase (decrease) in minority interest              --         (1,558)       --
         Increase in shares issued                              653         --          --
         Increase in paid in capital                        861,637         --          --
         Increase (decrease) in loans from an officer        13,810      (42,690)     34,674
         Increase in loans from others                      510,710       42,782      18,600
                                                          ---------     --------      ------
Net Cash Provided by Financing Activities                 1,386,810        1,466      53,274
                                                          ---------     --------      ------
Increase (decrease) in cash                                 142,579     (298,308)     15,524)
Cash - beginning of period                                     --        440,887        --
                                                          ---------     --------      ------
Cash - end of period                                        142,579      142,579     (15,524)
                                                          =========     ========      ======




Item 2. Management's Discussion and Analysis of Results of Operations and Financial Conditions

Currently, the Company's principal use of cash is for expenses related to raising capital, marketing its program and opening coffee houses in Germany. Although significant cash expenditures will be required for each new coffee house, the Company anticipates that financing of not less than 75% of the cost of furniture, fixtures and equipment will be provided by the German breweries.

During the three months ended September 30, 1996, the Company incurred a loss of approximately $161,000, of which approximately $74,000 was related to administrative costs in establishing the business and becoming a reporting company. Furthermore, approximately $65,000 related to travel and administrative costs in connection with the German expansion and approximately $10,000 was due to losses in the Broadway store operation. A total of $5,000 was due to the loss in the first two months of operations in Chemnitz, Germany, and a further $7,000 was spent in start-up rent and wages.

PART II Other Information

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submissions of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 27, 1996                   JAVA GROUP, INC.

                                           Per: /s/ Rob Gillingham
                                               ---------------------------------
                                                Rob Gillingham