Form 10QSB
period 1996-12-31
JAVA GROUP INC /CN
filed 1997-02-14
CIK 1010779

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.  0-23920

                                JAVA GROUP, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              11-2987370
          --------                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

            404-999 Canada Place, Vancouver, B.C. Canada   V6C 3E2
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                (604) 641-1362
                          ---------------------------
               (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X|   NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 10, 1997 - 7,580,000 shares of common stock, $.0001 par value.

                                     INDEX
------------------------------------------------------------------------------

PART I -- Financial Information                                            Page

Item 1. Financial statements.................................................2

Consolidated Balance Sheet as of December 31, 1996 and 1995 (unaudited)......3

Consolidated Statement of Operations for the three months and six months ended December 31, 1996 and 1995 (unaudited)................4

Consolidated Statement of Cash Flows for the six months ended
      December 31, 1996 and 1995 (unaudited).................................5

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition...................................6

PART II -- Other Information.................................................7

Signatures...................................................................8

PART I      Financial Information

Item 1.     Financial statements (Unaudited)

Java Group, Inc.

(A Development Stage Company)
Consolidated Balance Sheet
as of December 31, 1996 and 1995
(Unaudited)




                                                              December 31,
                                                          ---------------------
                                                            1996         1995

                                     Assets

Current Assets
  Cash                                                    $ 53,472      $1,390
  Accounts receivable                                       31,551           -
  Inventory                                                 28,719       3,322
  Loans receivable                                          50,854           -
  Prepaid expenses and deposits                            289,347      15,467
                                                        ----------    --------
                                                           453,943      20,179

Capital Assets                                             283,711      86,754

Investment in Joint Venture (50%)                           16,381       9,820
                                                        ----------    --------
                                                          $754,035    $116,753
                                                        ==========    ========

                      Liabilities and Stockholders' Equity

Current Liabilities
  Bank indebtedness                                       $ 79,837      $    -
  Accounts payable                                          76,520      28,476
  Loans payable - demand                                   503,392     361,790
                                                        ----------    --------
                                                           659,749     390,266
Officer's Loan                                               8,645      58,317
                                                        ----------    --------
                                                           668,394     448,583
                                                        ----------    --------


Stockholders' Equity (Deficit)
Common Stock, 50,000,000 common shares
  authorized, par value $0.0001 per share,
  7,080,000 and 4,900,000 shares issued respectively,
  140,000 of which are owned by the treasury and
  6,940,000 shares are outstanding                             708         490
Paid in Capital, subscriptions for stock paid
  for in excess of par value                             1,119,367     46,800
Deficit Accumulated During the Development Stage        (1,034,434)   (379,120)
                                                        ----------    --------
                                                            85,641    (331,830)
                                                        ----------    --------
                                                          $754,035    $116,753
                                                        ==========    ========

Java Group, Inc.

(A Development Stage Company)
Consolidated Statements of Operations
for the three months and six months ended December 31, 1996 and 1995
(Unaudited)


                                              Three months ended            Six months ended
                                                 December 31,                  December 31,
                                          --------------------------    --------------------------
                                              1996           1995           1996          1995
Coffee House Operations
  Revenue                                 $    55,745    $    13,444    $    82,677    $    13,444
                                          -----------    -----------    -----------    -----------
  Expenses
    Amortization and depreciation              10,558          3,938         14,609          3,938
    Bank charges                                 --              133             12            133
    Coffee and supplies                        15,328          9,247         31,354          9,247
    Office                                      1,392            313          1,914            313
    Rent                                       24,358         13,674         35,779         13,674
    Royalties                                   2,788            633          4,134            633
    Telephone                                     705             41            881             41
    Travel and automobile                        --            1,648             81          1,648
    Wages                                      26,938          4,384         37,784          4,384
                                          -----------    -----------    -----------    -----------
                                               82,067         34,011        126,548         34,011
                                          -----------    -----------    -----------    -----------
  Net loss before adjustment for
      minority interest                       (26,322)       (20,567)       (43,871)       (20,567)
  Less minority interest                        2,540          4,114          4,929          4,114
                                          -----------    -----------    -----------    -----------
Net loss from Coffee House operations         (23,782)       (16,453)       (38,942)       (16,453)
                                          -----------    -----------    -----------    -----------
Coffee House start-up costs
  Rent                                          7,367           --            9,605           --
  Supplies                                      9,655           --            9,655           --
  Wages                                        10,685           --           15,510           --
                                          -----------    -----------    -----------    -----------
                                              (27,707)          --          (34,770)          --
                                          -----------    -----------    -----------    -----------
Head Office Expenses
  Accounting and legal                         23,008          2,500         26,097          5,000
  Advertising                                     278          1,114          3,567          3,014
  Amortization and depreciation                   713           --            1,426           --
  Bank charges and interest                       974            120          1,739            262
  Consulting                                     --           (1,476)          --             --
  Foreign exchange                             11,852         (2,169)        14,329         (1,077)
  Investor relations                           20,650          3,715         54,734         12,800
  Office, rent and telephone                   (9,563)        11,511         59,990         25,355
  Salaries and benefits                        16,784           --           16,784           --
  Transfer agent                                  174          1,003            327          1,003
  Travel and promotion                         34,760          5,397         62,838          5,397
                                          -----------    -----------    -----------    -----------
                                              (99,630)       (21,715)      (241,831)       (51,754)
                                          -----------    -----------    -----------    -----------
Other Income and Losses
  Interest income                                --             --            2,682           --
  Other assets written-off                       --             --             --             --
  Income (loss) from equity investments          (993)         8,999           (427)         6,315
                                          -----------    -----------    -----------    -----------
                                                 (993)         8,999          2,255          6,315
                                          -----------    -----------    -----------    -----------
Net loss                                  $  (152,112)   $   (29,169)   $  (313,288)   $   (61,892)
                                          ===========    ===========    ===========    ===========
Net Loss Per Share                        $      (.02)   $      (.01)   $      (.05)   $      (.01)
                                          ===========    ===========    ===========    ===========
Weighted Average Shares Outstanding         6,481,667      4,760,000      6,435,833      4,760,000
                                          ===========    ===========    ===========    ===========

Java Group, Inc.

(A Development Stage Company)
Consolidated Statements of Cash Flows
for the six months ended December 31, 1996 and 1995
(Unaudited)



                                                            Six months ended
                                                               December 31,
                                                        ------------------------
                                                            1996         1995
Cash Flows to Operating Activities
  Net loss                                              $(313,288)    $ (61,892)
  Adjustments to reconcile net loss to cash
    Amortization and depreciation                          16,035         3,938
    Development costs written-off                            --            --
    (Income) loss from equity investments                     427        (6,315)
    Gain on extinguishment of debt                           --            --
    (Increase) in accounts receivable                     (28,290)        2,378
    (Increase) decrease in inventory                      (12,275)       (3,322)
    (Increase) in loan receivable                         (18,331)         --
    (Increase) in prepaid expenses                        (25,529)      (10,044)
    Increase (decrease) in accounts payable                59,338         3,467
                                                        ---------     ---------
Net Cash Used by Operating Activities                    (321,913)      (71,790)
                                                        ---------     ---------
Cash Flows to Investing Activities
  Increase in capital assets                             (170,455)      (23,409)
  Increase in other assets                                   --            --
  Increase in coffee house investments                     (7,542)          (61)
                                                        ---------     ---------
Net Cash Used by Investing Activities                    (177,997)      (23,470)
                                                        ---------     ---------
Cash Flows to Financing Activities
  Increase (decrease) in minority interest                 (1,558)       (5,355)
  Increase in shares issued                                  --            --
  Increase in paid in capital                                --            --
  Increase (decrease) in loans from an officer            (47,855)       56,905
  Increase in loans from others                            82,071        45,100
                                                        ---------     ---------
Net Cash Provided by Financing Activities                  32,658        96,650
                                                        ---------     ---------
Increase (decrease) in cash                              (467,252)        1,390
Cash and equivalents - beginning of period                440,887          --
                                                        ---------     ---------
Cash and equivalents - end of period                    $ (26,365)    $   1,390
                                                        =========     =========
Non-cash financing activity
A total of 550,000 shares were issued on
December 12, 1996 pursuant to three separate
consulting and public relations contracts at
$.4687 per share                                        $ 257,785     $    --
                                                        =========     =========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The Company started its initial development of gourmet coffee shops in Germany during the last six months. The Company believes that it is now positioned for an aggressive expansion program. Extensive research has been completed relative to the market concentration for gourmet coffee shops in Germany. Based on such research, the Company believes that competition in Germany is limited for both liquid coffee and roasted gourmet coffee beans.

The Company has been sponsored in part by a strategic partner in Germany with high recognition, Warsteiner Brewery. Warsteiner provides approximately 50% of the capital cost of each coffee house the Company owns in Germany through non-interest bearing long-term loans to the Company. The Company has been negotiating with financial institutions in Germany to provide additional financing to expedite development of coffee houses in Germany. The ability of the Company to expand its operations in Germany is subject to its procurement of sufficient capital through loans or the sale of securities.

Revenues from coffee house operations increased by $69,233 to $82,677 during the six months ended December 31, 1996 compared to $13,444 during the prior period, and increased by $42,301 to $55,745 during the three months ended December 31, 1996 compared to $13,444 during the prior period. The increases were principally attributable to the opening of coffee houses in Germany. Combined expenses, coffee house start-up costs, and head office expenses increased by $317,384 to $403,149 during the six months ended December 31, 1996 compared to $85,765 during the prior period, and increased by $153,678 to $209,404 during the three month period ended December 31, 1996 compared to $55,726 during the prior period. The increases were principally attributable to (i) approximately $118,000 ($36,000 for the three months) related to administrative costs in establishing the Company's business and becoming a reporting company under the Securities Exchange Act of 1934, (ii) approximately $74,000 ($8,000 for the three months) related to travel and administrative costs incurred in connection with the Company's expansion into Germany, (iii) approximately $35,000 ($28,000 for the three months) related to start-up rent, supplies and wages incurred in connection with the new German operations, (iv) approximately $85,000 ($61,000 for the three months) for operation of the German coffee houses and (v) approximately $6,000 ($21,000 for the three months) for operation of the Vancouver coffee house.

The Company incurred a net loss of $313,288 during the six months ended December 31, 1996 compared with a net loss of $61,892 during the prior period and a net loss of $152,112 during the three months ended December 31, 1996 compared to $29,169 for the prior period. The increased losses were attributable, in part, to increased expenses as discussed above and to losses of $20,000 in the Broadway, Vancouver coffee house operation compared to a loss of $16,000 during the comparable prior year period and to $19,000 ($11,000 of which is amortization and depreciation) in the first five months of coffee house operations in Germany. The Company believes that the $19,000 loss from German operations was due, in large part, to seasonal fluctuations and long holidays in December. A total of $16,000 was recognized as a loss on translation of the German accounts from Deutschmarks into U.S. dollars.

During the six months ended December 31, 1996, the Company financed its operations in part from proceeds of demand loans aggregating $82,000. Net cash used in operating activities increased to $321,913 during the six months ended December 31, 1996 compared to $71,790 during the six months ended December 31, 1995. The increase was principally attributable to the increased net loss described above. Net cash used in investing activities increased to $177,997 during the six months ended December 31, 1996 compared to $23,470 during the prior period. The increase was principally attributable to $170,000 spent on capital assets for the two Dresden, Germany coffee house operations. Net cash provided by financing activities decreased to $32,658 during the six months ended December 31, 1996 compared to $96,650 during the prior period. The decrease was principally attributable to the repayment of an officer's loan in the amount of $48,000, offset somewhat by the $82,000 loan from third parties referred to above.

At December 31, 1996 the Company had a working capital deficiency of $206,000, compared with a deficiency of $370,000 at December 31, 1995. Subsequent to December 31, 1996, the Company settled a $193,000 demand loan by issuing 500,000 shares of Common Stock (based on a price of $.386 per share).

PART II Other Information

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submissions of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        None

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 11, 1997   JAVA GROUP, INC.


                           By:/s/ Robert P. Gillingham
                              --------------------------------------------------
                              Robert P. Gillingham, President (Principal
                              Executive Officer and Principal Financial Officer)